Form 10-K/A
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C14
filed 2015-05-20
CIK 1595710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10‑K/A

(Amendment No. 1)

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

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTE

The purpose of this Amendment to our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed with the Securities and Exchange Commission on March 31, 2015 (the “Original Form 10-K”), is (i) to include explanatory language clarifying how Exhibits 4.2, 4.3 and 4.4 to the Original Form 10-K relate to the MSBAM 2014-C14 transaction, (ii) to include SEC file number references for each exhibit to the Original Form 10-K that is incorporated by reference, and (iii) to include an assessment of compliance with applicable servicing criteria and a corresponding attestation report from an independent auditor from Midland Loan Services, a Division of PNC Bank, National Association, in its capacity as special servicer under the WFRBS 2013-C18 pooling and servicing agreement.  No other changes have been made to the Original Form 10-K.  This Amendment No. 1 does not reflect subsequent events occurring after the original filing date of the Original Form 10-K.

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

Part IV

Item 15.Exhibits, Financial Statement Schedules.

(a) Exhibits.

(4.1) Pooling and Servicing Agreement dated as of February 1, 2014 between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Park Bridge Lender Services LLC, as Trust Advisor, U.S. Bank National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar, Authenticating Agent and Custodian. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on March 26, 2015 under SEC File No. 333-180779-07 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of December 1, 2013, between Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer, NCB, FSB, as NCB Master Servicer and as Co-Op Special Servicer, Pentalpha Surveillance LLC, as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, as Tax Administrator and as Custodian, and Deutsche Bank Trust Company Americas, as Trustee, relating to the WFRBS 2013-C18 securitization.  The AmericasMart Mortgage Loan, which is an asset of the MSBAM 2014-C14 securitization trust, is serviced pursuant to the WFRBS 2013-C18 pooling and servicing agreement, and Wells Fargo Bank, National Association, as master servicer and custodian thereunder, and Midland Loan Services, a Division of PNC Bank, National Association, as special servicer thereunder, each perform certain servicing functions with respect to the AmericasMart Mortgage Loan (Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K/A filed on March 26, 2015 under SEC File No. 333-180779-07 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of December 1, 2013, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Situs Holdings, LLC, as Trust Advisor, and Wells Fargo Bank, National Association, as Certificate Administrator, Custodian, Certificate Registrar and Authenticating Agent, relating to the MSBAM 2013-C13 securitization.  The Stonestown Galleria Mortgage Loan, which is an asset of the MSBAM 2014-C14 securitization trust, is serviced pursuant to the MSBAM 2013-C13 pooling and servicing agreement, and Wells Fargo Bank, National Association, as master servicer and custodian thereunder, and Rialto Capital Advisors, LLC, as special servicer thereunder, each perform certain servicing functions with respect to the Stonestown Galleria Mortgage Loan (Filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K/A filed on March 26, 2015 under SEC File No. 333-180779-07 and incorporated by reference herein).

(4.4) Pooling and Servicing Agreement, dated as of June 1, 2014, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Situs Holdings, LLC, as Trust Advisor, and U.S. Bank National Association, as Trustee, Certificate Administrator, Custodian, Certificate Registrar and Authenticating Agent, relating to the MSBAM 2014-C16 securitization.  The Hilton San Francisco Financial District Mortgage Loan, which is an asset of the MSBAM 2014-C14 securitization trust, has been serviced pursuant to the MSBAM 2014-C16 pooling and servicing agreement since June 18, 2014, and Wells Fargo Bank, National Association, as master servicer thereunder, LNR Partners, LLC, as special servicer thereunder, and U.S. Bank National Association, as custodian thereunder, each perform certain servicing functions with respect to the Hilton San Francisco Financial District Mortgage Loan (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on June 24, 2014 under SEC File No. 333-180779-07 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Park Bridge Lender Services LLC as Trust Advisor (filed as Exhibit 33.1 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)
33.2 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 33.2 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)
33.3 Rialto Capital Advisors, LLC as Special Servicer under the MSBAM 2013-C13 securitization, pursuant to which the Stonestown Galleria Mortgage Loan is serviced (see Exhibit 33.2)
33.4 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 33.4 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)
33.5 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 33.5 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)
33.6 Wells Fargo Bank, N.A. as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart Mortgage Loan is serviced (see Exhibit 33.5)
33.7 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C13 securitization, pursuant to which the Stonestown Galleria Mortgage Loan is serviced (see Exhibit 33.5)
33.8 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.8 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)
33.9 Wells Fargo Bank, N.A. as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart Mortgage Loan is serviced (see Exhibit 33.8)
33.10 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2013-C13 securitization, pursuant to which the Stonestown Galleria Mortgage Loan is serviced (see Exhibit 33.8)

33.11 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2014-C16 securitization, pursuant to which the Hilton SF Financial District Mortgage Loan has been serviced from June 18, 2014 (see Exhibit 33.8)

33.12 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant (filed as Exhibit 33.12 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)

33.13 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart Mortgage Loan is serviced (see Exhibit 33.12)

33.14 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant under the MSBAM 2013-C13 securitization, pursuant to which the Stonestown Galleria Mortgage Loan is serviced (see Exhibit 33.12)

33.15 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant under the MSBAM 2014-C16 securitization, pursuant to which the Hilton SF Financial District Mortgage Loan has been serviced from June 18, 2014 (see Exhibit 33.12)

33.16 National Tax Search, LLC as Servicing Function Participant (filed as Exhibit 33.16 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)
33.17 National Tax Search, LLC as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart Mortgage Loan is serviced (see Exhibit 33.16)
33.18 National Tax Search, LLC as Servicing Function Participant under the MSBAM 2013-C13 securitization, pursuant to which the Stonestown Galleria Mortgage Loan is serviced (see Exhibit 33.16)

33.19 National Tax Search, LLC as Servicing Function Participant under the MSBAM 2014-C16 securitization, pursuant to which the Hilton SF Financial District Mortgage Loan has been serviced from June 18, 2014 (see Exhibit 33.16)

33.20 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart Mortgage Loan is serviced

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Park Bridge Lender Services LLC as Trust Advisor (filed as Exhibit 34.1 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)
34.2 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 34.2 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)
34.3 Rialto Capital Advisors, LLC as Special Servicer under the MSBAM 2013-C13 securitization, pursuant to which the Stonestown Galleria Mortgage Loan is serviced (see Exhibit 34.2)
34.4 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 34.4 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)
34.5 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 34.5 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)
34.6 Wells Fargo Bank, N.A. as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart Mortgage Loan is serviced (see Exhibit 34.5)
34.7 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C13 securitization, pursuant to which the Stonestown Galleria Mortgage Loan is serviced (see Exhibit 34.5)
34.8 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.8 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)
34.9 Wells Fargo Bank, N.A. as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart Mortgage Loan is serviced (see Exhibit 34.8)
34.10 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2013-C13 securitization, pursuant to which the Stonestown Galleria Mortgage Loan is serviced (see Exhibit 34.8)

34.11 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2014-C16 securitization, pursuant to which the Hilton SF Financial District Mortgage Loan has been serviced from June 18, 2014 (see Exhibit 34.8)

34.12 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant (filed as Exhibit 34.12 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)

34.13 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart Mortgage Loan is serviced (see Exhibit 34.12)

34.14 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant under the MSBAM 2013-C13 securitization, pursuant to which the Stonestown Galleria Mortgage Loan is serviced (see Exhibit 34.12)

34.15 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant under the MSBAM 2014-C16 securitization, pursuant to which the Hilton SF Financial District Mortgage Loan has been serviced from June 18, 2014 (see Exhibit 34.12)

34.16 National Tax Search, LLC as Servicing Function Participant (filed as Exhibit 34.16 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)
34.17 National Tax Search, LLC as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart Mortgage Loan is serviced (see Exhibit 34.16)
34.18 National Tax Search, LLC as Servicing Function Participant under the MSBAM 2013-C13 securitization, pursuant to which the Stonestown Galleria Mortgage Loan is serviced (see Exhibit 34.16)

34.19 National Tax Search, LLC as Servicing Function Participant under the MSBAM 2014-C16 securitization, pursuant to which the Hilton SF Financial District Mortgage Loan has been serviced from June 18, 2014 (see Exhibit 34.16)

34.20 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart Mortgage Loan is serviced

(35) Servicer compliance statement.

35.1 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 35.1 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)

35.2 Rialto Capital Advisors, LLC as Special Servicer under the MSBAM 2013-C13 securitization, pursuant to which the Stonestown Galleria Mortgage Loan is serviced (filed as Exhibit 35.2 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)

35.3 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 35.3 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)
35.4 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 35.4 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)

35.5 Wells Fargo Bank, N.A. as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart Mortgage Loan is serviced (filed as Exhibit 35.5 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)

35.6 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C13 securitization, pursuant to which the Stonestown Galleria Mortgage Loan is serviced (filed as Exhibit 35.6 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)

35.7 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 35.7 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)

35.8 Wells Fargo Bank, N.A. as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart Mortgage Loan is serviced (filed as Exhibit 35.8 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)

35.9 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2013-C13 securitization, pursuant to which the Stonestown Galleria Mortgage Loan is serviced (filed as Exhibit 35.9 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)

35.10 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2014-C16 securitization, pursuant to which the Hilton SF Financial District Mortgage Loan has been serviced from June 18, 2014 (filed as Exhibit 35.10 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)

(99.1) Mortgage Loan Purchase Agreement, dated January 30, 2014, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on February 12, 2014 under SEC File No. 333-180779-07 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated January 30, 2014, between Bank of America, National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on February 12, 2014 under SEC File No. 333-180779-07 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated January 30, 2014, between CIBC Inc. and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on February 12, 2014 under SEC File No. 333-180779-07 and incorporated by reference herein).

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

(Depositor)

/s/ Kevin Ng

Kevin Ng, President

(senior officer in charge of securitization of the depositor)

Date: May 20, 2015

Exhibit Index

Exhibit No.

(4.1) Pooling and Servicing Agreement dated as of February 1, 2014 between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Park Bridge Lender Services LLC, as Trust Advisor, U.S. Bank National Association, as Trustee, and Wells Fargo Bank, National Association, as Certificate Administrator, Certificate Registrar, Authenticating Agent and Custodian. (Filed as Exhibit 4.1 to the Registrant's Current Report on Form 8-K/A filed on March 26, 2015 under SEC File No. 333-180779-07 and incorporated by reference herein).

(4.2) Pooling and Servicing Agreement, dated as of December 1, 2013, between Wells Fargo Commercial Mortgage Securities, Inc., as Depositor, Wells Fargo Bank, National Association, as General Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as General Special Servicer, NCB, FSB, as NCB Master Servicer and as Co-Op Special Servicer, Pentalpha Surveillance LLC, as Trust Advisor, Wells Fargo Bank, National Association, as Certificate Administrator, as Tax Administrator and as Custodian, and Deutsche Bank Trust Company Americas, as Trustee, relating to the WFRBS 2013-C18 securitization.  The AmericasMart Mortgage Loan, which is an asset of the MSBAM 2014-C14 securitization trust, is serviced pursuant to the WFRBS 2013-C18 pooling and servicing agreement, and Wells Fargo Bank, National Association, as master servicer and custodian thereunder, and Midland Loan Services, a Division of PNC Bank, National Association, as special servicer thereunder, each perform certain servicing functions with respect to the AmericasMart Mortgage Loan (Filed as Exhibit 4.2 to the Registrant's Current Report on Form 8-K/A filed on March 26, 2015 under SEC File No. 333-180779-07 and incorporated by reference herein).

(4.3) Pooling and Servicing Agreement, dated as of December 1, 2013, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, U.S. Bank National Association, as Trustee, Situs Holdings, LLC, as Trust Advisor, and Wells Fargo Bank, National Association, as Certificate Administrator, Custodian, Certificate Registrar and Authenticating Agent, relating to the MSBAM 2013-C13 securitization.  The Stonestown Galleria Mortgage Loan, which is an asset of the MSBAM 2014-C14 securitization trust, is serviced pursuant to the MSBAM 2013-C13 pooling and servicing agreement, and Wells Fargo Bank, National Association, as master servicer and custodian thereunder, and Rialto Capital Advisors, LLC, as special servicer thereunder, each perform certain servicing functions with respect to the Stonestown Galleria Mortgage Loan (Filed as Exhibit 4.3 to the Registrant's Current Report on Form 8-K/A filed on March 26, 2015 under SEC File No. 333-180779-07 and incorporated by reference herein).

(4.4) Pooling and Servicing Agreement, dated as of June 1, 2014, between Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, LNR Partners, LLC, as Special Servicer, Situs Holdings, LLC, as Trust Advisor, and U.S. Bank National Association, as Trustee, Certificate Administrator, Custodian, Certificate Registrar and Authenticating Agent, relating to the MSBAM 2014-C16 securitization.  The Hilton San Francisco Financial District Mortgage Loan, which is an asset of the MSBAM 2014-C14 securitization trust, has been serviced pursuant to the MSBAM 2014-C16 pooling and servicing agreement since June 18, 2014, and Wells Fargo Bank, National Association, as master servicer thereunder, LNR Partners, LLC, as special servicer thereunder, and U.S. Bank National Association, as custodian thereunder, each perform certain servicing functions with respect to the Hilton San Francisco Financial District Mortgage Loan (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on June 24, 2014 under SEC File No. 333-180779-07 and incorporated by reference herein).

(31) Rule 13a-14(d)/15d-14(d) Certification.

(33) Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Park Bridge Lender Services LLC as Trust Advisor (filed as Exhibit 33.1 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)
33.2 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 33.2 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)
33.3 Rialto Capital Advisors, LLC as Special Servicer under the MSBAM 2013-C13 securitization, pursuant to which the Stonestown Galleria Mortgage Loan is serviced (see Exhibit 33.2)
33.4 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 33.4 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)
33.5 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 33.5 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)
33.6 Wells Fargo Bank, N.A. as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart Mortgage Loan is serviced (see Exhibit 33.5)
33.7 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C13 securitization, pursuant to which the Stonestown Galleria Mortgage Loan is serviced (see Exhibit 33.5)
33.8 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 33.8 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)
33.9 Wells Fargo Bank, N.A. as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart Mortgage Loan is serviced (see Exhibit 33.8)
33.10 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2013-C13 securitization, pursuant to which the Stonestown Galleria Mortgage Loan is serviced (see Exhibit 33.8)

33.11 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2014-C16 securitization, pursuant to which the Hilton SF Financial District Mortgage Loan has been serviced from June 18, 2014 (see Exhibit 33.8)

33.12 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant (filed as Exhibit 33.12 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)

33.13 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart Mortgage Loan is serviced (see Exhibit 33.12)

33.14 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant under the MSBAM 2013-C13 securitization, pursuant to which the Stonestown Galleria Mortgage Loan is serviced (see Exhibit 33.12)

33.15 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant under the MSBAM 2014-C16 securitization, pursuant to which the Hilton SF Financial District Mortgage Loan has been serviced from June 18, 2014 (see Exhibit 33.12)

33.16 National Tax Search, LLC as Servicing Function Participant (filed as Exhibit 33.16 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)
33.17 National Tax Search, LLC as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart Mortgage Loan is serviced (see Exhibit 33.16)
33.18 National Tax Search, LLC as Servicing Function Participant under the MSBAM 2013-C13 securitization, pursuant to which the Stonestown Galleria Mortgage Loan is serviced (see Exhibit 33.16)

33.19 National Tax Search, LLC as Servicing Function Participant under the MSBAM 2014-C16 securitization, pursuant to which the Hilton SF Financial District Mortgage Loan has been serviced from June 18, 2014 (see Exhibit 33.16)

33.20 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart Mortgage Loan is serviced

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Park Bridge Lender Services LLC as Trust Advisor (filed as Exhibit 34.1 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)
34.2 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 34.2 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)
34.3 Rialto Capital Advisors, LLC as Special Servicer under the MSBAM 2013-C13 securitization, pursuant to which the Stonestown Galleria Mortgage Loan is serviced (see Exhibit 34.2)
34.4 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 34.4 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)
34.5 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 34.5 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)
34.6 Wells Fargo Bank, N.A. as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart Mortgage Loan is serviced (see Exhibit 34.5)
34.7 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C13 securitization, pursuant to which the Stonestown Galleria Mortgage Loan is serviced (see Exhibit 34.5)
34.8 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 34.8 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)
34.9 Wells Fargo Bank, N.A. as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart Mortgage Loan is serviced (see Exhibit 34.8)
34.10 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2013-C13 securitization, pursuant to which the Stonestown Galleria Mortgage Loan is serviced (see Exhibit 34.8)

34.11 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2014-C16 securitization, pursuant to which the Hilton SF Financial District Mortgage Loan has been serviced from June 18, 2014 (see Exhibit 34.8)

34.12 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant (filed as Exhibit 34.12 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)

34.13 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart Mortgage Loan is serviced (see Exhibit 34.12)

34.14 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant under the MSBAM 2013-C13 securitization, pursuant to which the Stonestown Galleria Mortgage Loan is serviced (see Exhibit 34.12)

34.15 CoreLogic Commercial Real Estate Services, Inc. as Servicing Function Participant under the MSBAM 2014-C16 securitization, pursuant to which the Hilton SF Financial District Mortgage Loan has been serviced from June 18, 2014 (see Exhibit 34.12)

34.16 National Tax Search, LLC as Servicing Function Participant (filed as Exhibit 34.16 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)
34.17 National Tax Search, LLC as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart Mortgage Loan is serviced (see Exhibit 34.16)
34.18 National Tax Search, LLC as Servicing Function Participant under the MSBAM 2013-C13 securitization, pursuant to which the Stonestown Galleria Mortgage Loan is serviced (see Exhibit 34.16)

34.19 National Tax Search, LLC as Servicing Function Participant under the MSBAM 2014-C16 securitization, pursuant to which the Hilton SF Financial District Mortgage Loan has been serviced from June 18, 2014 (see Exhibit 34.16)

34.20 Midland Loan Services, a Division of PNC Bank, National Association as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart Mortgage Loan is serviced

(35) Servicer compliance statement.

35.1 Rialto Capital Advisors, LLC as Special Servicer (filed as Exhibit 35.1 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)

35.2 Rialto Capital Advisors, LLC as Special Servicer under the MSBAM 2013-C13 securitization, pursuant to which the Stonestown Galleria Mortgage Loan is serviced (filed as Exhibit 35.2 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)

35.3 Wells Fargo Bank, N.A. as Certificate Administrator (filed as Exhibit 35.3 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)
35.4 Wells Fargo Bank, N.A. as Custodian (filed as Exhibit 35.4 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)

35.5 Wells Fargo Bank, N.A. as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart Mortgage Loan is serviced (filed as Exhibit 35.5 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)

35.6 Wells Fargo Bank, N.A. as Custodian under the MSBAM 2013-C13 securitization, pursuant to which the Stonestown Galleria Mortgage Loan is serviced (filed as Exhibit 35.6 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)

35.7 Wells Fargo Bank, N.A. as Master Servicer (filed as Exhibit 35.7 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)

35.8 Wells Fargo Bank, N.A. as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the AmericasMart Mortgage Loan is serviced (filed as Exhibit 35.8 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)

35.9 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2013-C13 securitization, pursuant to which the Stonestown Galleria Mortgage Loan is serviced (filed as Exhibit 35.9 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)

35.10 Wells Fargo Bank, N.A. as Master Servicer under the MSBAM 2014-C16 securitization, pursuant to which the Hilton SF Financial District Mortgage Loan has been serviced from June 18, 2014 (filed as Exhibit 35.10 to the Original Form 10-K under SEC File No. 333-180779-07 and incorporated by reference herein)

(99.1) Mortgage Loan Purchase Agreement, dated January 30, 2014, between Morgan Stanley Mortgage Capital Holdings LLC and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed on February 12, 2014 under SEC File No. 333-180779-07 and incorporated by reference herein).

(99.2) Mortgage Loan Purchase Agreement, dated January 30, 2014, between Bank of America, National Association and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.2 to the Registrant's Current Report on Form 8-K filed on February 12, 2014 under SEC File No. 333-180779-07 and incorporated by reference herein).

(99.3) Mortgage Loan Purchase Agreement, dated January 30, 2014, between CIBC Inc. and Morgan Stanley Capital I Inc. (Filed as Exhibit 99.3 to the Registrant's Current Report on Form 8-K filed on February 12, 2014 under SEC File No. 333-180779-07 and incorporated by reference herein).