Form 10-K
period 2016-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2014-C14
filed 2017-03-31
CIK 1595710

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10‑K

(Mark one)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 2016

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

(exact names of the sponsors as specified in their charters)

Central Index Key Number of the sponsor:0001102113

Bank of America, National Association

(exact names of the sponsors as specified in their charters)

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

EXPLANATORY NOTES

The MSBAM 2014-C14 mortgage pool includes the following mortgage loans, each of which is serviced pursuant to a separate pooling and servicing agreement (each, an “Outside Pooling and Servicing Agreement”):

• the AmericasMart mortgage loan, which is serviced pursuant to the WFRBS 2013-C18 pooling and servicing agreement attached hereto as Exhibit 4.3;

• the Stonestown Galleria mortgage loan, which is serviced pursuant to the MSBAM 2013-C13 pooling and servicing agreement attached hereto as Exhibit 4.4; and

• the Hilton San Francisco Financial District mortgage loan, which is serviced pursuant to the MSBAM 2014-C16 pooling and servicing agreement attached hereto as Exhibit 4.2.

Except as set forth below, each of the parties to each pooling and servicing agreement listed in the Exhibit Index both (1) participates in the servicing function for purposes of Item 1122 of Regulation AB and (2) constitutes a servicer that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB for purposes of Item 1123 of Regulation AB:

• The trustee under a pooling and servicing agreement has a nominal role with respect to the mortgage pool securitized pursuant to such pooling and servicing agreement. The trustee’s only servicing function is the contingent obligation to make certain advances if the master servicer under such pooling and servicing agreement fails to do so, while all other servicing functions are performed by other parties. The trustee under each of the pooling and servicing agreements listed in the Exhibit Index has confirmed to the registrant that it has not made any such contingent advances during the reporting period, and consequently, each such trustee does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

• The certificate administrator under a pooling and servicing agreement performs various payment administration functions solely for the securitization governed by such pooling and servicing agreement and the mortgage pool securitized pursuant to such pooling and servicing agreement and does not have any obligations with respect to any other transaction. Consequently, the certificate administrator under an Outside Pooling and Servicing Agreement does not participate in the servicing function for purposes of Item 1122 of Regulation AB, nor does it perform the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB.

• The operating advisor under a pooling and servicing agreement represents the interests of senior certificateholders in the transaction governed by such pooling and servicing agreement and is responsible for monitoring the performance of the special servicer under such pooling and servicing agreement and producing certain reports to certificateholders relating to the resolution of the mortgage pool securitized pursuant to such pooling and servicing agreement. The operating advisor under a pooling and servicing agreement does not have any obligations with respect to any other transaction and is solely obligated to perform loan reporting functions with respect to the securitization governed by such pooling and servicing agreement. Consequently, the operating advisor under an Outside Pooling and Servicing Agreement neither participates in the servicing function for purposes of Item 1122 of Regulation AB nor performs the functions of a servicer for purposes of the definition of “servicer” under Item 1101 of Regulation AB or for purposes of Item 1123 of Regulation AB. In addition, while the operating advisor under a pooling and servicing agreement has certain reporting obligations in respect of the related mortgage pool, it has no obligation to collect or disburse funds in respect of the mortgage pool or to administer any of the underlying mortgage loans.  Consequently, the operating advisor under a pooling and servicing agreement participates in the servicing function for purposes of Item 1122 of Regulation AB, but is not responsible for the “management or collection of the pool assets or making allocations or distributions to holders of the asset-backed securities” within the meaning of “servicer” under Item 1101 of Regulation AB and does not perform the functions of a servicer for purposes of Item 1123 of Regulation AB.

• Midland Loan Services, a Division of PNC Bank, National Association, is the special servicer under the WFRBS 2013-C18 pooling and servicing agreement, pursuant to which the AmericasMart mortgage loan is serviced. Because Midland Loan Services is not the MSBAM 2014-C14 special servicer, is not affiliated with any sponsor and services only the AmericasMart mortgage loan, which constitutes more than 5% but less than 10% of the mortgage pool, Midland Loan Services, as WFRBS 2013-C18 special servicer constitutes a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, but does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

• LNR Partners, LLC, is the special servicer under the MSBAM 2014-C16 pooling and servicing agreement, pursuant to which the Hilton San Francisco Financial District mortgage loan is serviced. Because LNR Partners, LLC is not the MSBAM 2014-C14 special servicer, is not affiliated with any sponsor and services only the Hilton San Francisco Financial District mortgage loan, which constitutes less than 5% of the mortgage pool, LNR Partners, LLC, as MSBAM 2014-C16 special servicer does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

• U.S. Bank National Association, is the custodian under the MSBAM 2014-C16 pooling and servicing agreement, pursuant to which the Hilton San Francisco Financial District mortgage loan is serviced. Because U.S. Bank National Association is not the MSBAM 2014-C14 custodian, is not affiliated with any sponsor and services only the Hilton San Francisco Financial District mortgage loan, which constitutes less than 5% of the mortgage pool, U.S. Bank National Association, as MSBAM 2014-C16 custodian does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

• NCB, FSB, as NCB master servicer and co-op special servicer under the WFRBS 2013-C18 pooling and servicing agreement, only has obligations in respect of certain mortgage loans sold to the WFRBS 2013-C18 securitization trust by NCB, FSB. NCB, FSB has no obligations with respect to the AmericasMart mortgage loan or any mortgage loan included in the MSBAM 2014-C14 mortgage pool and therefore does not constitute a reporting “servicing function participant” for purposes of Item 1122 of Regulation AB, as specified in the Instruction 3 to Item 1122, and does not constitute a reporting “servicer” for purposes of Item 1123 of Regulation AB, as specified in the Instruction to Item 1123.

In addition, each of the following parties engaged the services of certain servicing function participants and sub-servicers for the reporting period, as set forth below:

• Wells Fargo Bank, National Association, as master servicer, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the entire mortgage pool for the reporting period.

• Wells Fargo Bank, National Association, as master servicer under the WFRBS 2013-C18 pooling and servicing agreement, pursuant to which the AmericasMart mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the AmericasMart mortgage loan for the reporting period.

• Wells Fargo Bank, National Association, as master servicer under the MSBAM 2013-C13 pooling and servicing agreement, pursuant to which the Stonestown Galleria mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Stonestown Galleria mortgage loan for the reporting period.

• Wells Fargo Bank, National Association, as master servicer under the MSBAM 2014-C16 pooling and servicing agreement, pursuant to which the Hilton San Francisco Financial District mortgage loan is serviced, engaged the services of CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC, in each case as a servicing function participant in respect of the Hilton San Francisco Financial District mortgage loan for the reporting period.

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

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any enhancement or other support for the certificates as described under Item 1114 (a) of Regulation AB.

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

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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

              U.S. Bank cannot assure you as to the outcome of any of the litigation, or the possible impact of these litigations on the trustee or the RMBS trusts. However, U.S. Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of losses to investors and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

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
33.5 Park Bridge Lender Services LLC, as Operating Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant

33.8 Wells Fargo Bank, National Association, as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 33.3)

33.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 33.6)

33.10 National Tax Search, LLC, as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 33.7)

33.11 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2013-C13 securitization, pursuant to which the following mortgage loans were serviced: Stonestown Galleria (from 1/1/16 to 12/31/16) (see Exhibit 33.3)

33.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2013-C13 securitization, pursuant to which the following mortgage loans were serviced: Stonestown Galleria (from 1/1/16 to 12/31/16) (see Exhibit 33.6)

33.13 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2013-C13 securitization, pursuant to which the following mortgage loans were serviced: Stonestown Galleria (from 1/1/16 to 12/31/16) (see Exhibit 33.7)

33.14 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C16 securitization, pursuant to which the following mortgage loans were serviced: Hilton San Francisco Financial District (from 1/1/16 to 12/31/16) (see Exhibit 33.3)

33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C16 securitization, pursuant to which the following mortgage loans were serviced: Hilton San Francisco Financial District (from 1/1/16 to 12/31/16) (see Exhibit 33.6)

33.16 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C16 securitization, pursuant to which the following mortgage loans were serviced: Hilton San Francisco Financial District (from 1/1/16 to 12/31/16) (see Exhibit 33.7)

33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16)

33.18 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2013-C13 securitization, pursuant to which the following mortgage loans were serviced: Stonestown Galleria (from 1/1/16 to 12/31/16)

33.19 Wells Fargo Bank, National Association, as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 33.2)

33.20 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C13 securitization, pursuant to which the following mortgage loans were serviced: Stonestown Galleria (from 1/1/16 to 12/31/16) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator
34.2 Wells Fargo Bank, National Association, as Custodian
34.3 Wells Fargo Bank, National Association, as Master Servicer
34.4 Rialto Capital Advisors, LLC, as Special Servicer
34.5 Park Bridge Lender Services LLC, as Operating Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant

34.8 Wells Fargo Bank, National Association, as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 34.3)

34.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 34.6)

34.10 National Tax Search, LLC, as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 34.7)

34.11 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2013-C13 securitization, pursuant to which the following mortgage loans were serviced: Stonestown Galleria (from 1/1/16 to 12/31/16) (see Exhibit 34.3)

34.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2013-C13 securitization, pursuant to which the following mortgage loans were serviced: Stonestown Galleria (from 1/1/16 to 12/31/16) (see Exhibit 34.6)

34.13 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2013-C13 securitization, pursuant to which the following mortgage loans were serviced: Stonestown Galleria (from 1/1/16 to 12/31/16) (see Exhibit 34.7)

34.14 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C16 securitization, pursuant to which the following mortgage loans were serviced: Hilton San Francisco Financial District (from 1/1/16 to 12/31/16) (see Exhibit 34.3)

34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C16 securitization, pursuant to which the following mortgage loans were serviced: Hilton San Francisco Financial District (from 1/1/16 to 12/31/16) (see Exhibit 34.6)

34.16 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C16 securitization, pursuant to which the following mortgage loans were serviced: Hilton San Francisco Financial District (from 1/1/16 to 12/31/16) (see Exhibit 34.7)

34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16)

34.18 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2013-C13 securitization, pursuant to which the following mortgage loans were serviced: Stonestown Galleria (from 1/1/16 to 12/31/16)

34.19 Wells Fargo Bank, National Association, as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 34.2)

34.20 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C13 securitization, pursuant to which the following mortgage loans were serviced: Stonestown Galleria (from 1/1/16 to 12/31/16) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator
35.2 Wells Fargo Bank, National Association, as Custodian
35.3 Wells Fargo Bank, National Association, as Master Servicer
35.4 Rialto Capital Advisors, LLC, as Special Servicer

35.5 Wells Fargo Bank, National Association, as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16)

35.6 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2013-C13 securitization, pursuant to which the following mortgage loans were serviced: Stonestown Galleria (from 1/1/16 to 12/31/16)

35.7 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C16 securitization, pursuant to which the following mortgage loans were serviced: Hilton San Francisco Financial District (from 1/1/16 to 12/31/16)

35.8 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2013-C13 securitization, pursuant to which the following mortgage loans were serviced: Stonestown Galleria (from 1/1/16 to 12/31/16)

35.9 Wells Fargo Bank, National Association, as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16)

35.10 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C13 securitization, pursuant to which the following mortgage loans were serviced: Stonestown Galleria (from 1/1/16 to 12/31/16)

(99.1) Mortgage Loan Purchase Agreement, dated January 30, 2014, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on February 12, 2014 under SEC File No. 333-180779-07 and incorporated by reference herein).

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

Date: March 30, 2017

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
33.5 Park Bridge Lender Services LLC, as Operating Advisor
33.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
33.7 National Tax Search, LLC, as Servicing Function Participant

33.8 Wells Fargo Bank, National Association, as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 33.3)

33.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 33.6)

33.10 National Tax Search, LLC, as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 33.7)

33.11 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2013-C13 securitization, pursuant to which the following mortgage loans were serviced: Stonestown Galleria (from 1/1/16 to 12/31/16) (see Exhibit 33.3)

33.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2013-C13 securitization, pursuant to which the following mortgage loans were serviced: Stonestown Galleria (from 1/1/16 to 12/31/16) (see Exhibit 33.6)

33.13 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2013-C13 securitization, pursuant to which the following mortgage loans were serviced: Stonestown Galleria (from 1/1/16 to 12/31/16) (see Exhibit 33.7)

33.14 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C16 securitization, pursuant to which the following mortgage loans were serviced: Hilton San Francisco Financial District (from 1/1/16 to 12/31/16) (see Exhibit 33.3)

33.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C16 securitization, pursuant to which the following mortgage loans were serviced: Hilton San Francisco Financial District (from 1/1/16 to 12/31/16) (see Exhibit 33.6)

33.16 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C16 securitization, pursuant to which the following mortgage loans were serviced: Hilton San Francisco Financial District (from 1/1/16 to 12/31/16) (see Exhibit 33.7)

33.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16)

33.18 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2013-C13 securitization, pursuant to which the following mortgage loans were serviced: Stonestown Galleria (from 1/1/16 to 12/31/16)

33.19 Wells Fargo Bank, National Association, as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 33.2)

33.20 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C13 securitization, pursuant to which the following mortgage loans were serviced: Stonestown Galleria (from 1/1/16 to 12/31/16) (see Exhibit 33.2)

(34) Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Certificate Administrator
34.2 Wells Fargo Bank, National Association, as Custodian
34.3 Wells Fargo Bank, National Association, as Master Servicer
34.4 Rialto Capital Advisors, LLC, as Special Servicer
34.5 Park Bridge Lender Services LLC, as Operating Advisor
34.6 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant
34.7 National Tax Search, LLC, as Servicing Function Participant

34.8 Wells Fargo Bank, National Association, as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 34.3)

34.9 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 34.6)

34.10 National Tax Search, LLC, as Servicing Function Participant under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 34.7)

34.11 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2013-C13 securitization, pursuant to which the following mortgage loans were serviced: Stonestown Galleria (from 1/1/16 to 12/31/16) (see Exhibit 34.3)

34.12 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2013-C13 securitization, pursuant to which the following mortgage loans were serviced: Stonestown Galleria (from 1/1/16 to 12/31/16) (see Exhibit 34.6)

34.13 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2013-C13 securitization, pursuant to which the following mortgage loans were serviced: Stonestown Galleria (from 1/1/16 to 12/31/16) (see Exhibit 34.7)

34.14 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C16 securitization, pursuant to which the following mortgage loans were serviced: Hilton San Francisco Financial District (from 1/1/16 to 12/31/16) (see Exhibit 34.3)

34.15 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant under the MSBAM 2014-C16 securitization, pursuant to which the following mortgage loans were serviced: Hilton San Francisco Financial District (from 1/1/16 to 12/31/16) (see Exhibit 34.6)

34.16 National Tax Search, LLC, as Servicing Function Participant under the MSBAM 2014-C16 securitization, pursuant to which the following mortgage loans were serviced: Hilton San Francisco Financial District (from 1/1/16 to 12/31/16) (see Exhibit 34.7)

34.17 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16)

34.18 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2013-C13 securitization, pursuant to which the following mortgage loans were serviced: Stonestown Galleria (from 1/1/16 to 12/31/16)

34.19 Wells Fargo Bank, National Association, as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16) (see Exhibit 34.2)

34.20 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C13 securitization, pursuant to which the following mortgage loans were serviced: Stonestown Galleria (from 1/1/16 to 12/31/16) (see Exhibit 34.2)

(35) Servicer compliance statement.

35.1 Wells Fargo Bank, National Association, as Certificate Administrator
35.2 Wells Fargo Bank, National Association, as Custodian
35.3 Wells Fargo Bank, National Association, as Master Servicer
35.4 Rialto Capital Advisors, LLC, as Special Servicer

35.5 Wells Fargo Bank, National Association, as Master Servicer under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16)

35.6 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2013-C13 securitization, pursuant to which the following mortgage loans were serviced: Stonestown Galleria (from 1/1/16 to 12/31/16)

35.7 Wells Fargo Bank, National Association, as Master Servicer under the MSBAM 2014-C16 securitization, pursuant to which the following mortgage loans were serviced: Hilton San Francisco Financial District (from 1/1/16 to 12/31/16)

35.8 Rialto Capital Advisors, LLC, as Special Servicer under the MSBAM 2013-C13 securitization, pursuant to which the following mortgage loans were serviced: Stonestown Galleria (from 1/1/16 to 12/31/16)

35.9 Wells Fargo Bank, National Association, as Custodian under the WFRBS 2013-C18 securitization, pursuant to which the following mortgage loans were serviced: AmericasMart (from 1/1/16 to 12/31/16)

35.10 Wells Fargo Bank, National Association, as Custodian under the MSBAM 2013-C13 securitization, pursuant to which the following mortgage loans were serviced: Stonestown Galleria (from 1/1/16 to 12/31/16)

(99.1) Mortgage Loan Purchase Agreement, dated January 30, 2014, between Morgan Stanley Capital I Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant's Current Report on Form 8-K filed on February 12, 2014 under SEC File No. 333-180779-07 and incorporated by reference herein).

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